Form 10-K
period 2007-12-31
Santander Drive Auto Receivables Trust 2007-2; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2008-03-31
CIK 1406317, 1383094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .

Commission file number of the issuing entity: 333-139609-1
SANTANDER DRIVE AUTO RECEIVABLES TRUST 2007-2
(Exact name of issuing entity as specified in its charter)
Commission file number of depositor: 333-139609
SANTANDER DRIVE AUTO RECEIVABLES LLC
(Exact name of depositor as specified in its charter)
SANTANDER CONSUMER USA INC.
(Exact name of sponsor as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
20-4382941
(I.R.S. Employer Identification No.)
8585 North Stemmons Freeway
Suite 1100-N
Dallas, Texas 75247
(Address of principal executive offices)
(214) 634-1110
(Telephone number, including area code)
Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934: None
Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable.
List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
None.

PART I
Item 1B. Unresolved Staff Comments.
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
Item 1117 of Regulation AB. Legal Proceedings.
PART II
Item 9B. Other Information.
PART III
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Item 1123 of Regulation AB. Servicer Compliance Statements.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 33.1
Exhibit 33.2
Exhibit 34.1
Exhibit 34.2
Exhibit 35.1

PART I
The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business
Item 1A:	Risk Factors
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments.
     Not applicable.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
No single obligor represents 10% or more of the pool assets.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).
The audited consolidated financial statements of MBIA Insurance Corporation and its subsidiaries (“MBIA”) are incorporated herein by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by MBIA Inc. (File No. 001-09583) with the SEC on February 29, 2008. You should be aware that any such financial statements may be modified or superseded by MBIA at a later date. You should not assume that information concerning MBIA is accurate as of any date other than the date of the financial statements included in this Form 10-K.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.
Item 1117 of Regulation AB. Legal Proceedings.
There is no legal or governmental proceeding pending against Santander Consumer USA Inc. (the “Sponsor”), the Sponsor in its capacity as servicer (the “Servicer”), Santander Drive Auto Receivables LLC (the “Depositor”), Santander Drive Auto Receivables Trust 2007-2 (the “Issuing Entity”), Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”), or U.S. Bank Trust National Association, as owner trustee (the “Owner Trustee”), or of which any property of the foregoing is the subject, that is material to security holders.

PART II
The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6:	Selected Financial Data

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Item 8:	Financial Statements and Supplementary Data

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A:	Controls and Procedures
Item 9B. Other Information.
     None.

PART III
The following items have been omitted in accordance with General Instruction J to Form 10-K:
Item 10:	Directors, Executive Officers, and Corporate Governance

Item 11:	Executive Compensation

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Item 14:	Principal Accounting Fees and Services
Substitute information provided in accordance with General Instruction J to Form 10-K:
     Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
     Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the issuing entity as parties participating in the servicing function with respect to more than 5% of the pool assets held by the issuing entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.
The Report on Assessment of the Servicer and the Attestation Report related to the Servicer noted the following material noncompliance with Item 1122(d)(2)(i) and Item 1122(d)(3)(i)(A) applicable to the Servicer during the year ended December 31, 2007. For three months, payments on pool assets were not deposited into the appropriate custodial bank accounts within two business days of receipt in accordance with Item 1122(d)(2)(i). Monthly servicing certificates were not delivered to the Indenture Trustee in accordance with the timeframe set forth in the transaction agreements and in accordance with Item 1122(d)(3)(i)(A).
     Item 1123 of Regulation AB. Servicer Compliance Statements.
The Servicer has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. The Servicer has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits.
     The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit
No.	Description

1.1*	Underwriting Agreement dated August 23, 2007 among the Registrant, Santander Consumer and the Representative.

1.2*	Terms Agreement dated August 23, 2007 among the Registrant, Santander Consumer and the Representative.

3.1*	Amended and Restated Limited Liability Company Agreement of the Registrant dated as of March 7, 2007 (incorporated by reference from Form S-3/A of the Registrant, File no. 333-139609, filed on March 9, 2007).

4.1*	Indenture dated September 5, 2007 between the Issuing Entity and Wells Fargo Bank, National Association (“Wells Fargo”).

4.2*	Amended and Restated Trust Agreement dated September 5, 2007 between the Registrant and U.S. Bank Trust National Association (the “Owner Trustee”).

4.3*	Financial Guaranty Insurance Policy dated as of September 5, 2007 delivered by MBIA Insurance Corporation (the “Insurer”).

4.4*	Irrevocable Letter of Credit dated as of September 5, 2007 issued by Banco Santander, S.A., acting through its New York Branch.

10.1*	Contribution Agreement dated September 5, 2007 between the Registrant and Santander Consumer.

10.2*	Sale and Servicing Agreement dated September 5, 2007 among the Registrant, Santander Consumer, the Issuing Entity and Wells Fargo.

10.3*	Administration Agreement dated September 5, 2007 among Santander Consumer, the Issuing Entity and Wells Fargo.

10.4*	Limited Guaranty dated September 5, 2007 among Banco Santander, S.A., Wells Fargo, the Issuing Entity, the Owner Trustee and the Insurer.

10.5*	Insurance Agreement dated September 5, 2007 among the Insurer, Santander Consumer, the Registrant, the Issuing Entity, Wells Fargo and the Owner Trustee.

10.6*	Fee Letter dated September 5, 2007 among the Insurer, Santander Consumer, the Issuing Entity and Wells Fargo.

Exhibit
No.	Description

10.7*	ISDA Master Agreement dated September 5, 2007 between the Issuing Entity and Banco Santander, S.A. (the “Swap Counterparty”).

10.8*	Schedule to ISDA Master Agreement dated as of September 5, 2007 between the Issuing Entity and the Swap Counterparty.

10.9*	The Trust Swap Confirmation dated as of September 5, 2007 between the Issuing Entity and the Swap Counterparty (A-2 Notes).

10.10*	The Trust Swap Confirmation dated as of September 5, 2007 between the Issuing Entity and the Swap Counterparty (A-3 Notes).

10.11*	Credit Support Annex dated as of September 5, 2007 between the Issuing Entity and the Swap Counterparty.

10.12*	Accession Agreement to Intercreditor Agreement dated September 5, 2007 between the Registrant and the Issuing Entity.

10.13*	Letter of Credit Reimbursement Agreement dated September 5, 2007 among Banco Santander, S.A., acting through its New York Branch, the Issuing Entity, the Registrant, Santander Consumer and Wells Fargo.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive Auto Receivables LLC).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Santander Consumer USA Inc.).

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Wells Fargo Bank, National Association).

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP).

34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP).

35.1	Servicing Compliance Statement (Santander Consumer USA Inc.).

99.1	Copy of the consolidated financial statements of MBIA Insurance Corporation and its subsidiaries are incorporated herein by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by MBIA Inc. (File No. 001-09583) with the SEC on February 29, 2008.

*	Incorporated by reference from the Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) and Santander Drive Auto Receivables Trust 2007-2 (Commission File No. 333-139609-1) with the Securities and Exchange Commission on September 11, 2007.
(c)	Not Applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008
SANTANDER DRIVE AUTO RECEIVABLES LLC, as Depositor
By:	/s/ Jason Kulas
	Name:	Jason Kulas
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

1.1*	Underwriting Agreement dated August 23, 2007 among the Registrant, Santander Consumer and the Representative.

1.2*	Terms Agreement dated August 23, 2007 among the Registrant, Santander Consumer and the Representative.

3.1*	Amended and Restated Limited Liability Company Agreement of the Registrant dated as of March 7, 2007 (incorporated by reference from Form S-3/A of the Registrant, File no. 333-139609, filed on March 9, 2007).

4.1*	Indenture dated September 5, 2007 between the Issuing Entity and Wells Fargo Bank, National Association (“Wells Fargo”).

4.2*	Amended and Restated Trust Agreement dated September 5, 2007 between the Registrant and U.S. Bank Trust National Association (the “Owner Trustee”).

4.3*	Financial Guaranty Insurance Policy dated as of September 5, 2007 delivered by MBIA Insurance Corporation (the “Insurer”).

4.4*	Irrevocable Letter of Credit dated as of September 5, 2007 issued by Banco Santander, S.A., acting through its New York Branch.

10.1*	Contribution Agreement dated September 5, 2007 between the Registrant and Santander Consumer.

10.2*	Sale and Servicing Agreement dated September 5, 2007 among the Registrant, Santander Consumer, the Issuing Entity and Wells Fargo.

10.3*	Administration Agreement dated September 5, 2007 among Santander Consumer, the Issuing Entity and Wells Fargo.

10.4*	Limited Guaranty dated September 5, 2007 among Banco Santander, S.A., Wells Fargo, the Issuing Entity, the Owner Trustee and the Insurer.

10.5*	Insurance Agreement dated September 5, 2007 among the Insurer, Santander Consumer, the Registrant, the Issuing Entity, Wells Fargo and the Owner Trustee.

10.6*	Fee Letter dated September 5, 2007 among the Insurer, Santander Consumer, the Issuing Entity and Wells Fargo.

10.7*	ISDA Master Agreement dated September 5, 2007 between the Issuing Entity and Banco Santander, S.A. (the “Swap Counterparty”).

10.8*	Schedule to ISDA Master Agreement dated as of September 5, 2007 between the Issuing Entity and the Swap Counterparty.

10.9*	The Trust Swap Confirmation dated as of September 5, 2007 between the Issuing Entity and the Swap Counterparty (A-2 Notes).

Exhibit
No.	Description

10.10*	The Trust Swap Confirmation dated as of September 5, 2007 between the Issuing Entity and the Swap Counterparty (A-3 Notes).

10.11*	Credit Support Annex dated as of September 5, 2007 between the Issuing Entity and the Swap Counterparty.

10.12*	Accession Agreement to Intercreditor Agreement dated September 5, 2007 between the Registrant and the Issuing Entity.

10.13*	Letter of Credit Reimbursement Agreement dated September 5, 2007 among Banco Santander, S.A., acting through its New York Branch, the Issuing Entity, the Registrant, Santander Consumer and Wells Fargo.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive Auto Receivables LLC).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Santander Consumer USA Inc.).

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Wells Fargo Bank, National Association).

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP).

34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP).

35.1	Servicing Compliance Statement (Santander Consumer USA Inc.).

99.1	Copy of the consolidated financial statements of MBIA Insurance Corporation and its subsidiaries are incorporated herein by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by MBIA Inc. (File No. 001-09583) with the SEC on February 29, 2008.

*	Incorporated by reference from the Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-139609) and Santander Drive Auto Receivables Trust 2007-2 (Commission File No. 333-139609-1) with the Securities and Exchange Commission on September 11, 2007.